Form 10-K405
period 1996-07-31
NEW CENTURY CURRENCY & FINANCIAL FUND LP
filed 1996-10-28
CIK 906936

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K
              [X] Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                                 [Fee Required]

                   For the Fiscal Year Ended:  July 31, 1996

            [ ] Transition Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                               [No Fee Required]


                       Commission File Number:  33-64298

                   NEW CENTURY CURRENCY & FINANCIAL FUND L.P.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


          Illinois                                                 36-3895720
-------------------------------                               -----------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                               Identification No.)


                       c/o Heinold Asset Management, Inc.
                            440 South LaSalle Street
                                   20th Floor
                            Chicago, Illinois 60605
                   -----------------------------------------
                   (Address of principal executive offices)

Registrant's telephone number, including area code:  (312) 663-7900

Securities registered pursuant to Section 12(b) of the Act:   None

Securities registered pursuant to Section 12(g) of the Act:   Limited
Partnership Units

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

             Yes X    No
                ----     ----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The registrant is a limited partnership and, accordingly, has no voting stock held by non-affiliates or otherwise.

                                     PART I

Item 1.   Business

     (a)   General development of business

     New Century Currency & Financial Fund L.P. (the "Fund") is a limited partnership organized June 8, 1993 pursuant to a Limited Partnership Agreement (the "Limited Partnership Agreement"), under the Illinois Revised Uniform Limited Partnership Act. The Fund engages in the speculative trading of commodity and currency futures, forward contracts and related options. The Fund was funded through an offering of units of limited partnership interest ("Units") and commenced operations on November 1, 1993 with an initial capitalization of $4,769,319. The offering to the public of 250,000 Units began on August 13, 1993. The offering, although initially continuous, was temporarily suspended in March 1994 and the Fund deregistered the outstanding Units on April 13, 1996. The offering was registered under the Securities Act of 1933, as amended. Geldermann Securities Inc.acted as selling agent on a best efforts basis.

     Heinold Asset Management, Inc. (the "General Partner"), a Delaware corporation, is the general partner of the Fund and performs various administrative services for the Fund. Until March 31, 1996, the General Partner was a wholly owned subsidiary of Geldermann, Inc., an Illinois corporation ("Geldermann"). On March 31, 1996, the General Partner became a wholly owned subsidiary of E.D. & F. Man Inc., a Delaware corporation with headquarters in New York, New York. The General Partner invested a total of $54,000 in the Fund at the outset of trading, and purchased additional Units over the succeeding five months with a total value of $32,847; after reflecting net trading results and organizational and offering expense reimbursement since inception of trading through July 31, 1995 of $13,904, this investment totaled $59,737 as of July 31, 1996.

     Geldermann acted as the commodity broker for the Fund from its inception of trading until June 1, 1995. On that date, E.D. & F. Man International Inc. (the "Commodity Broker") replaced Geldermann as the Fund's commodity broker. Pursuant to the Customer Agreement, the Fund pays the Commodity Broker a monthly flat-rate commission equal to 0.729 of 1% of the Fund's month-end Net Assets allocated to trading. The Fund also executes currency trades with Lehman Brothers, Inc. and E.D. & F. Man Capital Inc., an affiliate of the General Partner, and pays such entities "bid asked" spreads on its forward trades, as such spreads are incorporated into the pricing of forward trading.

     Substantially all of the Fund's assets not committed as margin are held in a securities segregated account at the Commodity Broker. The Fund is credited at each month-end with interest on such cash balances at the average three-month Treasury bill rate prevailing during such month. Until June 30, 1995, interest earned on the Fund's assets was retained by the General Partner in payment of the Fund's obligation to reimburse the General Partner for organizational and offering costs advanced to the Fund. Such obligation was met as of June 30, 1995 and the interest is being credited to the Fund.

     From November 1, 1993 (inception of trading) through May 31, 1994, Colorado Commodities Management Corporation ("CCM") acted as the sole commodity trading advisor for the Fund. As of June 1994, CCM was instructed to trade for liquidation only in order to close out the Fund's market positions and the advisory agreement was terminated as of June 8, 1994. Effective July 1, 1994, Hyman Beck & Company, Inc. ("HB&Co.") became the sole trading advisor for the Fund. From April 1, 1995 through September 30, 1996, Lawless Commodities, Inc. managed a portion of the Fund's assets. On November 8, 1995, Willowbridge Associates, Inc. ("Willowbridge") commenced trading for the Fund and on April 1, 1996 Marathon Capital Growth Partners L.L.C. ("MCG") and RXR, Inc. ("RXR") began managing a portion of the Fund's assets. As of July 31, 1996, HB&Co., Willowbridge, MCG and RXR were managing the Fund's assets and are collectively referred to herein as the "Trading Advisors".

     On April 1, 1996, the Fund, pursuant to an exemption from the Commodity Futures Trading Commission (the "CFTC"), ceased trading on a stand-alone basis. Since that date, the Fund has been trading through participation in a series of private general partnerships ("Account Partnerships") formed together with other pools of which the General Partner acts as general partner. Only pools of which the General Partner acts as general partner are permitted to participate in these Account Partnerships, and all such pools share pro rata in the profits and losses of the Account Partnerships based on the capital which each pool contributes to each such Account Partnership. Because the Account Partnerships combine the assets of numerous pools, they make it possible for even the smaller pools to have access to a number of commodity trading advisors without need of meeting each commodity trading advisors' minimum account size requirements. Although the General Partner has agreed to various incremental accounting procedures, the operation of the Account Partnerships should be effectively transparent to the Unitholders.

     Pursuant to management contracts between each Account Partnership and each Trading Advisor, the Fund pays each Trading Advisor a profit share equal to 20% of New Trading Profit, if any, recognized by such Trading Advisor. In addition, each receives from the brokerage commissions paid by the Fund, a monthly Management Fee equal to 0.167 of 1% (a 2% annual rate) of the Fund's month-end Net Assets.

Regulation

     Under the Commodity Exchange Act, as amended (the "Act"), commodity exchanges and futures trading are subject to regulation by the Commodity Futures Trading Commission. The National Futures Association ("NFA"), a "registered futures association" under the Act, is the only non-exchange self-regulatory organization for futures industry professionals. The CFTC has delegated to NFA responsibility for the registration of "commodity trading advisors," "commodity pool operators," "futures commission merchants," "introducing brokers" and their respective associated persons and "floor brokers" and "floor traders." The Act requires commodity pool operators such as the General Partner, commodity trading advisors, such as the Trading Advisors, and commodity brokers or futures commission merchants, such as the Commodity Broker, to be registered and to comply with various reporting and record keeping requirements. The General Partner, the

Trading Advisors and the Commodity Broker are all members of NFA. The CFTC may suspend a commodity pool operator's or commodity trading advisor's registration if it finds that its trading practices tend to disrupt orderly market conditions or in certain other situations. In the event that the registration of the General Partner as a commodity pool operator or the Trading Advisors' registration as commodity trading advisors were terminated or suspended, the General Partner and the Trading Advisors, respectively, would be unable to continue to manage the business of the Fund. Should the General Partner's registration be suspended, termination of the Fund might result.

     As members of NFA, the General Partner, the Trading Advisors and the Commodity Broker are subject to NFA standards relating to fair trade practices, financial condition and customer protection. As the self-regulatory body of the futures industry, NFA promulgates rules governing the conduct of futures industry professionals and disciplines those professionals which do not comply with such standards.

     In addition to such registration requirements, the CFTC and certain commodity exchanges have established limits on the maximum net long or net short position which any person may hold or control in particular commodities. The CFTC has adopted a rule requiring all domestic commodity exchanges to submit for approval speculative position limits for all futures contracts traded on such exchanges. Most exchanges also limit the changes in futures contract prices that may occur during a single trading day. The Fund also, however, trades currency forward contracts which are not subject to regulation by any United States Government agency.

     (b)   Financial information about industry segments

     The Fund's business constitutes only one segment, speculative trading of commodity and currency futures, forward contracts and related options. The Fund does not engage in sales of goods and services. The Fund's operating results and total assets for the fiscal years ended July 31, 1996, July 31, 1995 and the nine month period ended July 31, 1994 are set forth under "Item 6. Selected Financial Data."

     (c)   Narrative description of business

     (1)  See Items 1(a) and 1(b) above.

             (i)   through (xii) - not applicable.

             (xiii)   the Fund has no employees.

     (d)   Financial information about foreign and
           domestic operations and export sales

     The Fund does not engage in material operations in foreign countries (although it does trade in foreign currency forward contracts and futures contracts traded on non-U.S. exchanges), nor is a material portion of its revenues derived from foreign customers. The Fund does not engage in sales of goods or services. See Item 1(b).

Item 2.   Properties

     The Fund does not own or use any physical properties in the conduct of its business. Under the terms of the Limited Partnership Agreement, the General Partner performs the following services for the Fund:

     (1) Manages the business of the Fund. Pursuant to this authority, the General Partner has entered into advisory agreements with the Trading Advisors (under which the Trading Advisors have complete discretion with respect to determination of the Fund's trading decisions) and a Customer Agreement with the Commodity Broker (pursuant to which the Commodity Broker executes all trades on behalf of the Fund based on the instructions of the Trading Advisors).

     (2) Maintains the Fund's books and records which Unitholders or their duly authorized representatives may inspect during normal business hours for any proper purpose upon reasonable written notice to the General Partner.

     (3) Furnishes each Unitholder with a monthly statement describing the performance of the Fund which sets forth the brokerage commissions and other expenses incurred or accrued and any profit share allocable to the Trading Advisors by the Fund for the month.

     (4) Forwards annual audited financial statements (including a statement of financial condition and statement of operations) to each Unitholder.

     (5) Provides to each Unitholder tax information necessary for the preparation of his annual federal income tax return and such other information as the CFTC may by regulation require.

     (6) Performs secretarial and other clerical duties and furnishes office space, equipment and supplies as may be necessary for supervising the affairs of the Fund.

     (7)  Administers the redemption of Units.

Item 3.   Legal Proceedings

     The General Partner is not aware of any pending legal proceedings to which the Fund is a party or to which any of their assets are subject. In addition, there are no pending material legal proceedings involving the General Partner or the Commodity Broker.

Item 4.   Submission of Matters to a Vote of Security Holders

     None.


                                    PART II

Item 5.   Market for the Registrant's Common Equity and
          Related Stockholder Matters

     (a)   Market Information.   There is no trading market for the Units, and
none is likely to develop. The Units are transferable only after written notice has been given to and approved by the General Partner. Units may be redeemed upon 10 days' written notice at their net asset value as of the last day of any calendar month. In the event that all Units for which redemption is requested cannot be redeemed as of any redemption date, Units will be redeemed in the order that requests for redemption have been received by the General Partner. Units may not be redeemed until the end of the sixth full month after they are sold. Redemptions made at the end of the sixth month from the date such Units were purchased are subject to redemption charges of 4% payable to the General Partner. Units redeemed after the sixth month from purchase but on or prior to the end of the twelfth, after the twelfth but on or prior to the end of the eighteenth and after the eighteenth but on or prior to the end of the twenty-fourth full month after they were sold will pay a 3%, 2% and 1% redemption charge, respectively, to the General Partner. The General Partner waived the redemption charge for the month ending May 31, 1994. As of December 31, 1995 (the last month that redemption charges applied), redemption charges totaling $33,592.62 were received by the General Partner.

     (b)   Holders.   As of July 31, 1996, there were 231 holders of Units.

     (c)   Dividends.   No distributions or dividends have been made on the
Units, and the General Partner has no present intention to make any.

Item 6.   Selected Financial Data

     The following is a summary of operations and total assets of the Fund on a consolidated basis for the fiscal years ended July 31, 1996, July 31, 1995 and the period ended July 31, 1994.


                                    For the Fiscal Year  For the Fiscal Year  For the Period Ended
                                    Ended July 31, 1996  Ended July 31, 1995  July 31, 1994
                                    -------------------  -------------------  --------------------

       Revenue:
       Net realized and unrealized
       trading gain/loss               $ (382,751)           $  939,638            $ (1,631,962)
       Interest income                 $  134,446            $  161,135            $    154,719
                                        ---------            ----------            ------------

       Total gain/(loss)               $ (248,305)           $1,100,773            $ (1,477,243)
                                        ---------            ----------            ------------

       Expenses:
       Brokerage commissions           $  245,766            $  336,297            $    241,677
       Incentive fees                  $   30,163            $  135,904            $          0
       Administrative expenses         $   20,796            $   13,400            $     51,806
                                        ---------            ----------            ------------

       Total expenses                  $  296,725            $  485,601            $    293,483
                                        ---------            ----------            ------------

       Net income/(loss)               $ (545,030)           $  615,172            $ (1,770,726)
                                        =========            ==========            ============

       Total assets                    $2,046,901            $3,750,656            $  4,623,743
                                        =========            ==========            ============
       Net income/(loss) allocated
        to General Partner             $  (13,206)           $   10,956            $    (20,448)
                                        =========            ==========            ============
       Net income/(loss) allocated
        to Limited Partners            $ (531,824)           $  604,216            $ (1,750,278)
                                        =========            ==========            ============

       Net asset value per Unit        $    66.67            $    81.44            $      68.81
                                        =========            ==========            ============
       Average increase/(decrease)
        in net asset value per Unit    $   (14.77)           $    12.63            $     (28.16)
                                        =========            ==========            ============




Item 7.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations

                 Reference is made to "Item 6. Selected Financial Data" and "Item 8. Financial Statements and Supplementary Data." The information contained therein is essential to, and should be read in conjunction with, the following analysis.

     Capital Resources

        The Fund does not intend to raise any additional capital through borrowing. Although the sale of Units was initially open-ended, the Fund deregistered its outstanding Units and is now a closed-end Fund. As such, the Fund cannot sell any more Units unless it undertakes a new public offering, which would require another registration with the Securities and Exchange Commission. Due to the nature of the Fund's business, it will make no significant capital expenditures, and substantially all its assets are and will be represented, directly or indirectly, through its investments in futures, forward contracts and related options.

     Liquidity

        Most if not all of the Fund's assets are held in the form of cash, held in securities segregated accounts by the Commodity Broker.

        Many United States commodity exchanges limit fluctuations in futures contract prices during a single day by regulations referred to as "daily price fluctuation limits" or "daily limits." During a single trading day, no trades may be executed at prices beyond the daily limit. Once the price of a futures contract has reached the daily limit for that day, positions in that contract can neither be taken nor liquidated. Futures prices have occasionally moved the daily limit for several consecutive days with little or no trading. Similar occurrences could prevent the Fund from promptly liquidating unfavorable positions and subject the Fund to substantial losses which could exceed the margin initially committed to such trades. Furthermore, even if futures prices have not moved the daily limit, the Fund may not be able to execute futures trades at favorable prices if little trading in such contracts is taking place. In addition, the Fund will hold positions in currency forward contracts. Forward contracts are not traded on a commodity exchange. Generally, forward contracts can be offset at the discretion of the trading advisor. However, if the market is not liquid, it could prevent the timely closeout of an unfavorable position until the delivery date, regardless of the changes in their value or the trading advisor's investment strategies. Other than these limitations on liquidity, which are inherent in the Fund's currency and futures trading operations, the Fund's assets are highly liquid and are expected to remain so.


     Results of Operations

        Operating results show a loss for the fiscal year ended July 31, 1996, a profit for the fiscal year ended July 31, 1995 and a loss for the period from November 1, 1993 (commencement of trading) through July 31, 1994. Total Fund capital as of July 31, 1996 and July 31, 1995, equaled $2,004,861 and $3,685,706, respectively. The net asset value per Unit as of July 31, 1996 and July 31, 1995 was $66.67 and $81.44, respectively.

             During the fiscal year ended July 31, 1996, the Fund experienced profitable trading in long U.S. and foreign financial positions. This occurred due to a decline in the U.S. interest rate. However, the Fund's profitable trading was more than offset by the Fund's unprofitable short positions in foreign currency positions. The Fund experienced additional losses in the financial and metals markets. As of October 31, 1995, January 31, 1996, April 30, 1996 and July 31, 1996, the Net Asset Value per Unit was $74.11, $80.08, $77.47 and $66.67, respectively.

             During the fiscal year ended July 31, 1995, the Fund's profitable trading in the softs markets, particularly in sugar and cotton, and financial markets more than offset its unprofitable trading in the agricultural, currencies and metals markets. As of October 31, 1994, January 31, 1995, April 30, 1995 and July 31, 1995 the Net Asset Value per Unit was $68.30, $64.19, $80.32 and $81.44, respectively.

             The first seven months of the Fund's trading, from November 1, 1993 through May 31, 1994, were characterized by extremely "choppy" currency and interest-rate markets. CCM's highly systematic, trend-following approach suffered losses due to the lack of discernible trends during this period. The General Partner attempted to mitigate these losses by reducing the percentage of the Fund's assets allocated to trading. The General Partner made such reduction by holding the proceeds of all Unit sales other than the initial sale as of October 31, 1993 in the Fund's bank account earning interest.

             In view of CCM's performance, in June 1994 the General Partner instructed CCM to trade for liquidation only in order to close out the Fund's market positions in preparation for HB&Co. becoming the sole trading advisor of the Fund as of July 1, 1994. During July 1994, HB&Co. suffered losses on behalf of the Fund in its trading in the sugar, cotton and platinum markets.

             The Fund's losses for the period ended July 31, 1994 resulted primarily from the Fund's currency trading. The trend-following approaches utilized by the Fund's trading advisors sustained significant losses due to the trendless, "choppy" markets with predominated during the period.

             Inflation is not a significant factor in the Fund's profitability, except to the extent the inflation may affect forward contract prices and interest credited by the Commodity Broker.

Item 8.   Financial Statements and Supplementary Data

             Financial statements required by this item are listed on page F-1 of this report.

             The supplementary financial information specified by Item 302 of Regulation S-K is not applicable.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

             The Fund filed a Form 8-K on December 3, 1993, indicating a change in accountants for the period ended July 31, 1994. Such Form 8-K is herein incorporated by reference.


                                    PART III

Item 10.   Directors and Executive Officers of the Registrant

             The Fund has no directors or executive officers.  The Fund is
controlled      and managed by the General Partner. There are no "significant employees" of the Fund. Trading decisions for the Fund are made by the Trading Advisors.

             The General Partner is a commodity pool operator registered with the National Futures Association. The Trading Advisors and their respective principals have been trading commodities accounts for investors pursuant to their respective trading methods for several years.

Item 11.  Executive Compensation

             The Fund has no directors or officers. None of the directors or officers of the General Partner receive "other compensation" from the Fund. The General Partner was reimbursed for organizational and offering expenses advanced on behalf of the Fund. E.D. & F. Man International Inc. acts as the Fund's commodity broker pursuant to the customer agreement. See Item 1(a).

             The General Partner participates in any appreciation in the net assets of the Fund in proportion to its investment.

Item 12. Security Ownership of Certain Beneficial Owners and Management

     (a)   Security ownership of certain beneficial owners

             The Fund knows of no person who owns beneficially more than 5% of the Units. All of the Fund's general partnership interest is held by the General Partner.

     (b)   Security ownership of management

             Under the terms of the Limited Partnership Agreement, the Fund's affairs are managed by the General Partner and the Trading Advisors have discretionary authority over the Fund's commodity and currency futures, forward contracts and related options trading. The General

Partner's general partnership interest (896 Units) was valued at $59,737 as of July 31, 1996, 2.98% of the Fund's total equity.

     (c)   Changes in control

     None.

Item 13.   Certain Relationships and Related Transactions

             See "Item 11. Executive Compensation" and "Item 12. Security Ownership of Certain Beneficial Owners and Management."


                                    PART IV

Item 14.   Exhibits, Financial Statement Schedules and
           Reports on Form 8-K

     (a)(1)   Financial Statements

     See Index to Financial Statements, infra.


     (a)(2)   Financial Statement Schedules

     All Schedules are omitted for the reason that they are not required, are not applicable or because equivalent information has been included in the financial statements or the notes thereto.

     (a)(3)   Exhibits as required by Item 601 of Regulation S-K


Designation  Description
-----------  -----------
 3.01        Limited Partnership Agreement of the Fund (included as Exhibit A to the  Prospectus).
             Prospectus).

 3.02        Certificate of Limited Partnership of the Fund.


     The above exhibits are incorporated herein by reference from the Registration Statement (File No. 33-64298) filed on June 14, 1993 on Form S-1 under the Securities Act of 1933.

          1.01 Form of Selling Agreement among the Fund, Geldermann Securities, Inc., Geldermann, the General Partner and Colorado
                Commodities Management Corporation.

         10.01 Subscription Agreement and Power of Attorney (included as Exhibit D to the Prospectus).

         10.02 Form of Advisory Agreement among the Fund, the General Partner and Colorado Commodities Management Corporation.

         10.03  Form of Customer Agreement between the Fund and Geldermann.

         10.04 Escrow Agreement among the Fund, the General Partner, Geldermann Securities, Inc. and the Escrow Agreement.

     The above exhibits are incorporated herein by reference from Amendment No. 1 to the Registration Statement (File No. 33-64298) filed on July 29, 1993 on Form S-1 under the Securities Act of 1933.


          1.01 Form of Amended and Restated Selling Agreement among the Fund, the (amended) General Partner, Geldermann, Hyman Beck & Co., Inc. and Geldermann Securities, Inc.

         10.02 Form of Advisory Agreement among the Fund, the General Partner, (amended) Geldermann and Hyman Beck & Co., Inc.

     The above exhibits are incorporated herein by reference from Amendment No. 3 to the Registration Statement (File No. 33-64298) filed on June 3, 1994 on Form S-1 under the Securities Act of 1933.

     (10) Material Contracts

          a. Advisory Agreement among the Fund, the General Partner, Geldermann and LCI.

     The above exhibit is incorporated herein by reference from the Fund's report on Form 10-K filed on October 27, 1995.


          b. Form of General Partnership Agreement among various commodity pools of which Heinold Asset Management, Inc. acts as sole general partner.

          c. Form of Management Contract among each Account Partnership and each Trading Advisor.

     The above exhibits are filed herewith.

     (27) Financial Data Schedule

(b) Reports on Form 8-K

No report on Form 8-K was filed for the Fund during the quarter ended July 31, 1996.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Chicago and State of Illinois on the 28th day of October, 1996.

                                     NEW CENTURY CURRENCY & FINANCIAL FUND L.P.

                                     By:  Heinold Asset Management, Inc.,
                                             General Partner

                                     By /s/ Daniel E. Ragen
                                        --------------------------
                                            Daniel E. Ragen
                                            President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the General Partner of the Registrant in the capacities and on the date indicated.




                          Title with
     Signature            General Partner                 Date
     -------------------  ------------------------------  ----------------

     /s/ James R. Curley  Chief Executive Officer         October 28, 1996
     -------------------  and Director
         James R. Curley

     /s/ Lee E. Meyer     Chief Financial Officer         October 28, 1996
     -------------------  (principal accounting officer)
       Lee E. Meyer

     /s/ Ned W. Bennett   Director                        October 28, 1996
     -------------------
       Ned W. Bennett

     /s/ Thomas M. Harte  Director                        October 28, 1996
     -------------------
       Thomas M. Harte

     /s/ Ira Polk         Director                        October 28, 1996
     -------------------
       Ira Polk

     /s/ Daniel E. Ragen  President (principal            October 28, 1996
     -------------------  executive officer)
       Daniel E. Ragen    and Director



     (Being the principal executive officer, the principal financial officer, the principal accounting officer, and a majority of the directors of Heinold Asset Management, Inc.)

Heinold Asset Management, Inc.     General Partner of         October 28, 1996
                                   Registrant
By:/s/ Daniel E. Ragen
   -------------------
       Daniel E. Ragen
        President

                                NEW CENTURY CURRENCY &
                                FINANCIAL FUND L.P.
                                (AN ILLINOIS LIMITED
                                PARTNERSHIP)
                                Financial Statements for the
                                Periods Ended July 31, 1996 and 1995 and for the Period November 1, 1993
                                (Commencement of Trading)
                                Through July 31, 1994 and
                                Independent Auditors' Report

NEW CENTURY CURRENCY & FINANCIAL FUND L.P.
(AN ILLINOIS LIMITED PARTNERSHIP)

TABLE OF CONTENTS
--------------------------------------------------------------------------------

                                                                                     PAGE
INDEPENDENT AUDITORS' REPORT                                                          F-1
FINANCIAL STATEMENTS:
 Statements of Financial Condition as of July 31, 1996 and 1995                       F-2
 Statements of Operations for the Years Ended July 31, 1996 and 1995 and
   for the period November 1, 1993 (Commencement of Trading) through
   July 31, 1994                                                                      F-3
 Statements of Partners' Capital for the Years Ended July 31, 1996 and 1995 and
   for the period November 1, 1993 (Commencement of Trading) through
   July 31, 1994                                                                      F-4
 Statements of Cash Flows for the Years Ended July 31, 1996 and 1995 and
   for the period November 1, 1993 (Commencement of Trading) through
   July 31, 1994                                                                      F-5
 Notes to Financial Statements                                                        F-6 - F-9

INDEPENDENT AUDITORS' REPORT

To the General Partner and
Limited Partners of
New Century Currency & Financial Fund L.P.:

We have audited the accompanying statements of financial condition of New Century Currency & Financial Fund L.P. (an Illinois Limited Partnership) (the "Partnership") as of July 31, 1996 and 1995 and the related statements of operations, partners' capital, and cash flows for the years then ended and for the period November 1, 1993 (commencement of trading) through July 31, 1994. These financial statements are the responsibility of the Partnership's General Partner. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of New Century Currency & Financial Fund L.P. as of July 31, 1996 and 1995, and the results of its operations and its cash flows for the years then ended and for the period November 1, 1993 (commencement of trading) through July 31, 1994, in conformity with generally accepted accounting principles.


/s/ DELOITTE & TOUCHE LLP

September 6, 1996

NEW CENTURY CURRENCY & FINANCIAL FUND L.P.
(AN ILLINOIS LIMITED PARTNERSHIP)

STATEMENTS OF FINANCIAL CONDITION
JULY 31, 1996 AND 1995
--------------------------------------------------------------------------------

ASSETS                                                      1996           1995
EQUITY IN FUTURES AND FORWARD
  TRADING ACCOUNTS:
  Net unrealized appreciation on
    open futures and forward contracts                  $   80,010      $   68,352
  Amount due from E.D.&F. Man International              1,966,891       3,682,304
                                                        ----------      ----------

TOTAL ASSETS                                            $2,046,901      $3,750,656
                                                        ==========      ==========

LIABILITIES AND PARTNERS' CAPITAL

LIABILITIES:
  Accrued brokerage commissions payable to
    E.D.& F. Man International                          $   14,896      $   27,272
  Redemptions payable                                       23,032          31,684
  Other accrued expenses                                     4,112           5,994
                                                        ----------      ----------

       Total liabilities                                    42,040          64,950

PARTNERS' CAPITAL
  Limited Partners (units outstanding:  1996 -
   29,175; 1995 - 44,360)                                1,945,124       3,612,763
  General Partner (units outstanding:  1996 and
    1995 - 896)                                             59,737          72,943
                                                        ----------      ----------

       Total partners' capital                           2,004,861       3,685,706
                                                        ----------      ----------

TOTAL LIABILITIES AND PARTNERS' CAPITAL                 $2,046,901      $3,750,656
                                                        ==========      ==========

NET ASSET VALUE PER OUTSTANDING UNIT OF
  PARTNERSHIP INTEREST                                  $    66.67      $    81.44
                                                        ==========      ==========


See notes to financial statements.

NEW CENTURY CURRENCY & FINANCIAL FUND L.P.
(AN ILLINOIS LIMITED PARTNERSHIP)


STATEMENTS OF OPERATIONS
YEARS ENDED JULY 31, 1996 AND 1995 AND FOR THE PERIOD
NOVEMBER 1, 1993 (COMMENCEMENT OF TRADING) THROUGH JULY 31, 1994
--------------------------------------------------------------------------

                                                                1996               1995             1994

REVENUES:
 Net realized trading gains (losses) on closed
  futures and forward contracts                              $(375,454)        $  823,109       $(1,583,786)
 Increase (decrease) in net unrealized appreciation
  (depreciation) on open futures and forward contracts          (7,297)           116,529           (48,176)
 Interest income                                               134,446            161,135           154,719
                                                             ---------         ----------       -----------

        Total revenues                                        (248,305)         1,100,773        (1,477,243)

EXPENSES:
 Brokerage commissions                                         245,766            336,297           241,677
 Other administrative expenses                                  20,796             13,400            51,806
 Incentive fees                                                 30,163            135,904              -
                                                             ---------         ----------       -----------

        Total expenses                                         296,725            485,601           293,483
                                                             ---------          ---------       -----------

NET INCOME (LOSS)                                            $(545,030)         $ 615,172       $(1,770,726)
                                                             =========          =========       ===========


NET INCOME (LOSS) ALLOCATED TO:
 General Partner                                             $ (13,206)         $  10,956       $   (20,448)

 Limited Partners                                             (531,824)           604,216        (1,750,278)
                                                             ---------          ---------       -----------

NET INCOME (LOSS)                                            $(545,030)         $ 615,172       $(1,770,726)
                                                             =========          =========       ===========

AVERAGE INCREASE (DECREASE) IN
 NET ASSET VALUE FOR A UNIT
 OUTSTANDING THROUGHOUT 1996 AND
 1995, RESPECTIVELY                                          $  (14.77)         $   12.63       $    (28.16)
                                                             =========          =========       ===========



See notes to financial statements.

[NEW CENTURY CURRENCY & FINANCIAL FUND L.P.
(AN ILLINOIS LIMITED PARTNERSHIP)

STATEMENTS OF PARTNERS' CAPITAL
YEARS ENDED JULY 31, 1996 AND 1995 AND FOR THE PERIOD
NOVEMBER 1, 1993 (COMMENCEMENT OF TRADING) THROUGH JULY 31, 1994
------------------------------------------------------------------------------

                                                                                       TOTAL
                                                  LIMITED            GENERAL          PARTNERS'
                                                 PARTNERS            PARTNER          CAPITAL
BALANCE, NOVEMBER 1, 1993
 (Commencement of trading)                    $     1,000            $  1,000    $     2,000

 Additions of 896 General Partner units and
  77,432 Limited Partner units                  7,507,294              85,847      7,593,141
 Organizational and offering costs               (328,596)             (4,772)      (333,368)
 Redemption of 15,767 units of limited
  partnership interest                         (1,186,430)               -        (1,186,430)
 Net loss                                      (1,750,278)            (20,448)    (1,770,726)
                                              -----------            --------    -----------
BALANCE JULY 31, 1994                           4,242,990              61,627      4,304,617

 Adjustment to organizational and offering
  costs                                            24,793                 360         25,153
 Redemption of 17,305 units of limited
  partnership interest                         (1,259,236)               -        (1,259,236)
 Net income                                       604,216              10,956        615,172
                                              -----------            --------    -----------


BALANCE, JULY 31, 1995                          3,612,763              72,943      3,685,706


 Redemption of 15,185 units of limited
  partnership interest                         (1,135,815)               -        (1,135,815)
 Net loss                                        (531,824)            (13,206)      (545,030)
                                              -----------            --------    -----------

BALANCE, JULY 31, 1996                        $ 1,945,124            $ 59,737    $ 2,004,861
                                              ===========            ========    ===========




See notes to financial statements.

NEW CENTURY CURRENCY & FINANCIAL FUND L.P.
(AN ILLINOIS LIMITED PARTNERSHIP)

STATEMENTS OF CASH FLOWS
YEARS ENDED JULY 31, 1996 AND 1995 AND FOR THE PERIOD
NOVEMBER 1, 1993 (COMMENCEMENT OF TRADING) THROUGH JULY 31, 1994
--------------------------------------------------------------------------------

                                                         1996             1995            1994
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                 $  (545,030)       $  615,172      $ (1,770,726)
  Adjustments to reconcile net income (loss) to
    net cash provided by operating activities:
    Decrease (increase) in equity in futures and
      forward trading account                         1,703,755           873,087        (4,623,743)
    (Decrease) increase in accrued expenses             (14,258)          (21,219)           54,485
    Repayment of organizational and offering costs            -          (153,496)         (154,719)
                                                    -----------        ----------      ------------

        Net cash flows from operating activities      1,144,467         1,313,544        (6,494,703)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from the issuance of General Partner
    units and Limited Partner units                           -                 -         7,595,141
  Payments to redeem limited partnership units       (1,144,467)       (1,313,544)       (1,100,438)
                                                    -----------        ----------      ------------

        Net cash flows from financing activities     (1,144,467)       (1,313,544)        6,494,703
                                                    -----------        ----------      ------------

NET CHANGE IN CASH                                            -                 -                 -

CASH-Beginning of period                                      -                 -                 -
                                                    -----------        ----------      ------------

CASH-End of period                                  $         -        $        -      $          -
                                                    ===========        ==========      ============


See notes to financial statements.

NEW CENTURY CURRENCY & FINANCIAL FUND L.P.
(AN ILLINOIS LIMITED PARTNERSHIP)

NOTES TO FINANCIAL STATEMENTS
YEARS ENDED JULY 31, 1996 AND 1995 AND FOR THE PERIOD
NOVEMBER 1, 1993 (COMMENCEMENT OF TRADING) THROUGH JULY 31, 1994

1. ORGANIZATION OF THE PARTNERSHIP

   New Century Currency & Financial Fund L.P., formerly known as New Century Partners L.P. (the "Partnership"), was organized under the Illinois Revised Uniform Limited Partnership Act (the "Act") for the purpose of engaging in speculative trading primarily of futures and forward contracts in the currency and Eurodollar markets. The Partnership was capitalized, on May 27, 1993, through the contributions of $1,000 by Heinold Asset Management, Inc. ("HAMI"), as General Partner to the Partnership (the "General Partner"), and $1,000 by The Four Seasons Fund Limited Partnership, which is an affiliate of the General Partner, as the Initial Limited Partner (the "Initial Limited Partner"). The accompanying financial statements are for the period from November 1, 1993 (commencement of trading) through July 31, 1996.

   Heinold Asset Management, Inc. ("HAMI"), a wholly owned subsidiary of Geldermann, Inc. ("Geldermann"), is the General Partner of the Partnership. On December 12, 1994, the parent of Geldermann, ConAgra, Inc., sold all of the common stock of Geldermann to E. D. & F. Man International ("Man"). As a result, Geldermann and HAMI are wholly owned by Man.

   The Partnership has a brokerage contract with Man, previously Geldermann, which provides that the Partnership will pay a monthly brokerage fee of .729 of 1% (8.75% annually) of the partner's month-end net assets plus floor brokerage, NFA and clearing fees, and "give-up" charges. For the years ended July 31, 1996 and 1995, the equivalent commission rates were approximately $121 and $68 per contract, respectively.

   Organizational and offering costs are reimbursed to the General Partner by the Partnership. This reimbursement occurs through the retention of interest which would otherwise be credited to the Partnership's account. When the organizational and offering costs have been fully satisfied, Man, previously Geldermann, will pay the Partnership interest on 100% of the Partnership's average daily net assets at approximately the current U.S. Treasury bill rate. As of the commencement of trading, organizational and offering costs were limited to 5% of initial capital invested and totaled approximately $379,800. As part of a special redemption offering, approximately $46,400 of organizational and offering costs was forgiven by the General Partner. In fiscal year 1995, approximately $153,000 was repaid by the Fund and the balance forgone by the General Partner.

   The Partnership's funds held at Man, previously Geldermann, are in segregated accounts as required by the Commodity Futures Trading Commission. These funds are used to meet minimum margin requirements for all of the Partnership's open positions, as set by the exchange upon which each contract is traded. These requirements are adjusted, as needed, due to daily fluctuations in the values of underlying positions. If necessary, certain positions may be liquidated to satisfy resulting changes in margin requirements.

   Responsibility for managing the Partnership is vested solely in the General Partner. However, in accordance with the Limited Partnership Agreement (the "Agreement"), HAMI has delegated trading authority to unrelated parties (Note 5).

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   USE OF ESTIMATES - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of income and expenses during the reporting period. Actual results could differ from those estimates.

   REVENUE RECOGNITION - Futures and forward contracts are recorded on the trade date and are reflected in the accompanying Statements of Financial Condition at the difference between the original contract amount and the market value on the last business day of the reporting period. The difference between the original contract amount and the market value of futures and forward contracts is reflected as the change in net unrealized appreciation. Market values of futures contracts are based upon exchange settlement prices. Market values of forward contracts are based upon quoted rates provided by major financial institutions.

   OPERATING EXPENSES - The Partnership bears all expenses incurred in connection with its activities. These include brokerage commissions, NFA fees, trading advisors' management and incentive fees, and periodic legal, auditing, tax return preparation and filing fees. The General Partner bears all other operating expenses.

   INCOME TAXES - No provision for federal income taxes has been made in the accompanying financial statements since the net income (loss) of the Partnership is not taxable as such but is includable in the income tax returns of the individual partners.

3. FAIR VALUE AND OFF-BALANCE RISK

   The Partnership trades both cash and derivative financial instruments. The Company's principal source of revenues by reporting category is as follows:


                                                               Change in
                                             Realized          Unrealized
                                              Trading         Appreciation
                                           Gain (Losses)     (Depreciation)         Total
   Futures contracts                         $(360,716)        $    5,979        $(354,737)
   Forward contracts                           (14,738)           (13,276)         (28,014)
   Option contracts                               -                  -                -
                                             ---------         ----------        ---------

   Total                                     $(375,454)        $   (7,297)       $(382,751)
                                             =========         ==========        =========


   The Partnership was organized to engage in speculative trading of a diversified portfolio of futures and forward contracts and commodity options. SFAS 119, "Disclosure About Derivative Financial Instruments and Fair Value of Financial Instruments," defines a derivative as a future, forward, swap or option contract, or other financial instruments with similar characteristics such as caps, floors and collars. Generally, these financial instruments represent future commitments to exchange interest payment streams or currencies or to purchase or to sell other financial instruments at specific terms at specified future dates. Option contracts provide the holder with the right, but not the obligation, to purchase or sell a financial instrument at a specific price before or on an established date. These financial instruments may have market and/or credit risk in excess of amounts recorded in the Statements of Financial Condition.

   MARKET RISK - Derivative financial instruments involve varying degrees of off-balance sheet market risk whereby changes in the level or volatility of interest rates, foreign currency exchange rates or market values of the underlying financial instruments or commodities may result in changes in the value of the financial instrument in excess of the amounts currently reflected in the Statements of Financial Condition. The Partnership's exposure to market risk is influenced by a number of factors, including the relationships among financial instruments with off-balance sheet risk and between financial instruments with off-balance sheet risk and the Partnership's proprietary commodities, as well as the volatility and liquidity in the markets in which the financial instruments are traded.

   FAIR VALUE - The derivative instruments used in the Partnership's trading activities are marked to market daily with the resulting unrealized gains or losses recorded in the Statements of Financial Condition and the related income or loss reflected in revenues derived from these transactions. The fair value of derivative financial instruments held or issued for trading purposes as of July 31, 1996 and the average monthly fair value of the instruments for the fiscal year ended July 31, 1996 are as follows:

                                             Fair Value at Year-end             Average Fair Value
                                              Assets       Liabilities           Assets     Liabilities
   Futures contracts                         $120,943       $(45,358)           $125,820     $47,609
   Forward contracts                            4,425           -                  8,602      34,614
   Option contracts                              -              -                   -           -


4. THE LIMITED PARTNERSHIP AGREEMENT

   The Limited Partnership Agreement (the "Agreement") provides for the following:

   ALLOCATION OF PROFIT AND LOSS FOR PARTNERSHIP ACCOUNTING PURPOSES - The Limited Partners and the General Partner share in the profits and losses of the Partnership in proportion to the number of units held by each. However, no Limited Partner is liable for obligations of the Partnership in excess of his capital contribution and profits, if any, and such other amounts for which he may be liable pursuant to the Act.

   DISTRIBUTIONS - Distributions (other than redemptions of units) are made on a prorata basis at the sole discretion of the General Partner in accordance with the respective capital accounts of the partners. The General Partner has made no distributions from the Partnership to date.

   REDEMPTIONS - Units may be redeemed, at the option of any Limited Partner, as of the close of business on the last day of any month upon written notice to the General Partner given on or before the fifteenth day of the month of redemption, provided that no units may be redeemed prior to the end of the sixth full calendar month after sale. Units are redeemed at net asset value, subject to early redemption charges of 4% at the end of the sixth full month, 3% after the end of the sixth month but prior to the end of the twelfth month, 2% after the end of the twelfth month but prior to the end of the eighteenth month and 1% after the end of the eighteenth month through the end of the twenty-fourth month. Such charges were retained by the General Partner.

   DISSOLUTION - The Partnership will be dissolved on December 31, 2023, or upon the occurrence of certain future events, as specified in the Agreement.

5. ADVISORY AGREEMENTS

   At March 31, 1996, the Fund terminated all management contracts and ceased trading on a stand-alone basis. Effective April 1, 1996, the Fund began trading through participating in a series of private general partnerships ("Account Partnerships") formed together with other Heinold pools. The Fund will share pro rata in profits and losses of such Account Partnerships based on the capital that the Fund contributes to each Partnership.

   A separate Account Partnership was formed for each Commodity Trading Advisor ("Trading Advisor") that the General Partner selected to trade assets of the pools. Under the terms of their management contracts, the Trading Advisors have sole responsibility for determining the Partnership's trades. As compensation for these services, the Trading Advisors receive a monthly management fee, based on a percentage of the Partnership's month-end net assets, as defined in the Agreement.

   The Trading Advisors also receive a quarterly or annual incentive fee of 20% of "new trading profits," as defined. The incentive fee is retained by the Trading Advisors even when "trading losses," as defined, occur in subsequent months; however, no further incentive fees are payable until any such trading losses are recouped by the Partnership.

                                     ******

   To the best of my knowledge and belief, the information in this statement is accurate and complete.




   Heinold Asset Management, Inc.
   (Pool Operator)


   /s/ Lee E. Meyer
   ----------------------------
   Lee E. Meyer
   Chief Financial Officer

                    HEINOLD GENERAL PARTNERSHIP ACCOUNT I

                             GENERAL PARTNERSHIP

                                  AGREEMENT

                                BY AND AMONG

                         THE VARIOUS COMMODITY POOLS

                              SIGNATORY HERETO









                          dated as of April 1, 1995

                    HEINOLD GENERAL PARTNERSHIP ACCOUNT I
                        GENERAL PARTNERSHIP AGREEMENT


                              TABLE OF CONTENTS

                                                                           Page
                                    GENERAL

1.  Name....................................................................  1

2.  Principal Place of Business.............................................  1

3.  Objective...............................................................  1

4.  Admission of Partners...................................................  1

5.  Capital Contributions and Withdrawals...................................  1

6.  Authority of Partners; Access to Information............................  2

7.  Interest in Other Transactions..........................................  2

8.  Exclusivity.............................................................  2

9.  Time Commitment.........................................................  2

10.  Personal Property; Partnership Property................................  2


                          PARTNERS' REPRESENTATIVES

11.  Designation of Representatives.........................................  3

12.  Meetings of Representatives............................................  3

13.  Reports of Representatives.............................................  3


                          FINANCIAL AND TAX MATTERS

14.  Allocation of Profits and Losses for Financial and Tax Purposes........  3

15.  Partnership Taxation...................................................  4

16.  Expenses...............................................................  4

17.  Investment of Partnership Assets.......................................  4

18.  Borrowings Prohibited..................................................  4

19.  Tax Elections, Etc. ...................................................  5

20.  Tax Matters Partner....................................................  5

21.  Books; Reports.........................................................  5

22.  Brokers; Bank Accounts, Etc. ..........................................  5

23.  Accounting Principles; Accountants.....................................  5

24.  Fiscal Year............................................................  5


                      GENERAL LIABILITY OF THE PARTNERS

25.  Liability of the Partners..............................................  6


                               CONFIDENTIALITY

26.  Confidentiality........................................................  6

27.  No Solicitation........................................................  6


                             REGULATORY MATTERS

28.  Compliance with Laws...................................................  6

29.  Regulatory Status......................................................  6

30.  "Commodity Pool" Status ...............................................  6


                            TERM AND TERMINATION

31.  Term...................................................................  7

32.  Termination............................................................  7

33.  Accounting Upon Dissolution............................................  7

34.  Effect of Bankruptcy or Dissolution....................................  7

                           PARTNERS' REPRESENTATIONS

35.  Representations and Warranties.........................................  7


                                MISCELLANEOUS

36.  HAMI Undertaking.......................................................  7

37.  Undertaking of E.D. & F. Man...........................................  8

38.  Securities Prohibited..................................................  8

39.  Notices................................................................  8

40.  Waivers and Amendments.................................................  8

41.  Binding Effect.........................................................  8

42.  No Assignment..........................................................  8

43.  Survival...............................................................  8

44.  Further Assurances.....................................................  8

45.  Headings...............................................................  8

46.  Entire Agreement.......................................................  9

47.  Counterparts...........................................................  9

48.  Governing Law and Forum................................................  9


Exhibit A -- CFTC Exemptive Letter


Testimonium

Signatures

                     HEINOLD GENERAL PARTNERSHIP ACCOUNT I

     GENERAL PARTNERSHIP AGREEMENT dated as of April 1, 1995, by and among the commodity pools (each, a "Partner" and, collectively, the "Partners") signatory from time to time hereto, each of which has as its sole general partner Heinold Asset Management, Inc. ("HAMI"), a "commodity pool operator" registered with the Commodity Futures Trading Commission (the "CFTC").

                                    GENERAL

     1. Name. The name of the partnership shall be HEINOLD GENERAL PARTNERSHIP ACCOUNT I ("the Partnership").

     2. Principal Place of Business. The principal place of business of the Partnership shall be at 440 South LaSalle Street, 20th Floor, Chicago, Illinois 60605, the principal place of business of Heinold Asset Management, Inc., the general partner of each Partner.

     3. Objective. The objective of the General Partnership is to permit the Partners to participate pro rata in the trading management -- exclusively in the futures and forward markets -- of a single "commodity trading advisor" (the "Advisor") implementing a single trading strategy (the "Trading Approach").
The Partners, by unanimous consent, may change the Advisor and/or the Trading Approach used by the Partnership, but the Partnership must at all times retain a single Advisor implementing a single Trading Approach.

     At any time any Partner may call for a vote of all Partners on whether to continue to retain the Advisor to manage the Partnership's assets. Unless a majority of the Partners (by number, not by interest based on relative capital account balances) affirmatively vote to continue to retain the Advisor, the Advisor will be replaced by such other advisor as may be selected by the unanimous vote of the Partners.

     4. Admission of Partners. Only an entity which: (i) is organized in the United States; (ii) constitutes a "commodity pool" within the meaning of the rules and regulations of the CFTC and is operated in full compliance with such rules and regulations; (iii) of which HAMI is the sole general partner (and of which one of HAMI, Heinold Commodities, Inc. or Geldermann Futures Management Corp. has at all times been the sole general partner); (iv) is organized in the United States and has been in continuous operation since January 1, 1991 (with the exception of New Century Currency and Financial Fund L.P.); and (v) has a net asset value (with the exception of The Future Fund), as of the date hereof, of less than $6,000,000, shall be eligible to be admitted as a Partner.

     Only the qualified commodity pools described above may be admitted to the Partnership. No third party (including HAMI acting for its own account) may contribute capital to, or share in the profits or losses of, the Partnership.

     Partners may only be admitted to the Partnership, and make an initial capital contribution thereto, with the unanimous consent of all current Partners.

     Upon admission, each Partner will execute a counterpart of this Agreement, thereby agreeing to be bound by all the provisions hereof.

     5. Capital Contributions and Withdrawals. Upon admission to the Partnership as provided in Section 4 above, each Partner shall make the initial capital contribution approved by the unanimous consent of the current Partners as therein provided. Subsequent capital contributions may be made by Partners at any time, but only with the unanimous consent of all then current Partners.

     Any Partner may withdraw from the Partnership, in whole or in part, at any time, and from time to time, upon notice to each other Partner, but without need of obtaining any Partner's consent. A Partner may also be required to withdraw by unanimous vote of the other Partners and shall be deemed to have been mandatorily withdrawn in the event that such Partner no longer meets the eligibility criteria for admission to the Partnership set forth in Section 4 hereof.

     All capital contributions must be fully-funded, either in cash or by "committed funds" letters. Furthermore, if "committed funds" letters are used, all Partners' capital contributions must be in the same proportion of actual funds and committed funds. No "notional" funding of any capital account will be permitted.

     6. Authority of Partners; Access to Information. Nothing herein contained shall be construed to require any person to inquire as to the authority of any of the Partners to act on behalf of, or bind, the Partnership within the scope of this Agreement and the purposes of the Partnership. Each Partner has full authority to bind and obligate the Partnership in all matters within the scope of the activities herein contemplated.

     Each Partner will be permitted full access to all information relating to the Partnership's trading under the direction of the Advisor as if each Partner had an individual managed account with the Advisor, in order to enable each Partner to manage and control its participation in the Partnership in an informed manner.

     Each Partner may request information from the Advisor concerning the performance of the Partnership, without need of seeking the consent or approval of any other Partner.

     The Partnership shall only enter into brokerage arrangements with commodity brokers which agree that they will, upon request by any Partner, furnish directly to each Partner copies of the confirmations of all trades executed on behalf of the Partnership.

     7. Interest in Other Transactions. Nothing in this Agreement shall prohibit any Partner from: (i) participating in other partnerships or entities engaged in trading commodity interests under the direction of a manager other than the Advisor; (ii) buying or selling commodity interests for its own account, including the same or different such interests as those held by the Partnership; or (iii) engaging in any other form of commercial trading or investing activity whether or not competitive with the activities of the Partnership, and neither the Partnership nor any other Partner shall have any interest therein or in the profits therefrom.

     8. Exclusivity. Notwithstanding the provisions of Section 7 hereof, each Partner agrees that during the term of this Agreement, such Partner will not place any assets under the management of the Advisor other than through participating in the Partnership.

     9. Time Commitment. The Partners shall not be required to devote any more of their business time to the activities of the Partnership than they shall deem necessary or advisable.

     10. Personal Property; Partnership Property. Each Partner's interest in the Partnership shall be personal property for all purposes. All property owned by the Partnership shall be deemed to be owned by the Partnership as an entity, and no Partner individually shall have any direct ownership right in such property.

     The assets and liabilities of the Partnership, including, without limitation, the futures and forward market positions held by the Partnership, shall constitute Partnership property, and no Partner shall have any interest in such Partnership property, but rather an interest in the Partnership, which shall itself be the owner of such futures and forward market positions and other assets and liabilities.


                          PARTNERS' REPRESENTATIVES

     11. Designation of Representatives. Each of the Partners shall, by notice to all other Partners, designate, which designation may be changed by each Partner at any time by notice to all other Partners, a natural person to act as such Partner's representative ("Representative") which shall act on behalf of such Partner in all matters relating to the Partnership; provided that at no time may the Partners, collectively, have fewer than four different individual Representatives.

     12. Meetings of Representatives. Any Partner may, by notice to the other Partners, convene a meeting of the Representatives at any time during normal business hours upon no less than five (5) business days' notice; provided that all Representatives must be in attendance at any such meeting.

     At a meeting of Representatives, any matters relating to the operation of the Partnership may be resolved by majority vote of the Partners (with the Representatives acting as the Partners' proxies); provided that no Partner's right to share pro rata in the profits and losses of the Partnership based on the cash balance in such Partner's capital account or its voting rights as provided herein shall be abridged or amended in any respect without the consent of such Partner (through its Representative).

     The Representatives, as a group, shall liaise with the Advisor concerning the management of the Partnership's trading and provide the Advisor with information concerning capital contributions and withdrawals from the Partnership, and the timing thereof.

     The Representatives shall serve only as proxies for and representatives of the Partners. No Partner shall in any respect be deemed to have contracted with any Representative to provide any form of management to such Partner in respect of its participation in the Partnership.

     13. Reports of Representatives. Each Representative shall report, in the monthly reports transmitted by HAMI to each of the investors in the respective Partners, pursuant to applicable CFTC regulations, any information which such Representative deems appropriate to the investors in such Partner, and shall be available to answer any questions raised by such investors.

                          FINANCIAL AND TAX MATTERS

     14. Allocation of Profits and Losses for Financial and Tax Purposes. The gross profits and losses of the Partnership (including interest income) shall be allocated, for financial purposes, among the Partners, i.e., pro rata, based on the cash balances in their respective capital accounts. Each Partner's pro rata interest in the Partnership shall be determined at the time of each capital contribution or withdrawal, giving effect thereto, and otherwise as of the beginning of each calendar month. Items of profit and loss for tax purposes shall be allocated, for tax purposes, on the same basis as they are allocated for financial purposes, in a manner consistent with Section 704 of the Internal Revenue Code (including, without limitation, a "Qualified Income Offset").

     Each Partner, by becoming a Partner, agrees to contribute all such amounts to the Partnership as may be necessary to ensure that all Partners' capital accounts are reduced pro rata in the event that the Partnership incurs losses.

     In no event will the capital account of any Partner be allocated Partnership profits and losses on a basis other than such Partner's pro rata share of such profits and losses, based on the fully-funded level of such Partner's capital account.

     The accounting period for the Partnership shall be each business day. As of the end of each business day, the value of each Partner's capital account will be calculated (by the accountants retained by the Partners), and the aggregate of such values compared to the value of the Partnership's accounts at E.D. & F. Man International, Inc. and its affiliates ("E.D. & F. Man"). Any discrepancy between the two calculations which cannot be explained or rectified shall be resolved to the benefit of the Partnership.

     15. Partnership Taxation. The Partners intend that the Partnership shall be treated as a "general partnership" for federal, state and local income and franchise tax purposes and the Partners agree to take all action, including the amendment of this Agreement and the execution of other documents as may be required, to qualify for and receive such tax treatment. Furthermore, each Partner agrees that it shall not, in its own tax reporting and returns, take any position inconsistent with the Partnership being taxed as a "general partnership."

     16. Expenses. The Partnership shall pay no expenses. HAMI shall pay all expenses of establishing the Partnership and admitting the Partners to it, and, on an ongoing basis, shall ensure that no Partner incurs any expense as a result of participating in the Partnership which such Partner would not have incurred trading independently. Each Partner shall pay the expenses incurred by it (including, without limitation, brokerage and advisory fees) attributable to the Advisor's trading as provided in negotiations between each such Partner and the Advisor. Different Partners will have different financial arrangements regarding their trading, which they shall pay for individually, not through the Partnership (although they may withdraw capital from their capital account in order to pay such expenses).

     Any expenses (for example, annual audit costs) borne by the Partnership shall, like gross profits and losses, be allocated pro rata among the Partners based on their respective cash capital account balances as of the beginning of the respective accounting periods during which such expenses accrued; provided that HAMI will pay any expense otherwise incurred by a Partner which such Partner would not have incurred trading independently.

     17. Investment of Partnership Assets. All of the Partnership's assets shall be held in the form of 91-day Treasury bills or cash, except to the extent such assets are invested in short-term foreign sovereign debt instruments in order to margin futures positions held on foreign exchanges.

     18. Borrowings Prohibited. The Partnership may not incur any indebtedness for money borrowed or guaranty, endorse or become contingently liable upon the obligation of any other person without the affirmative vote of a majority of the Partners.

     No Partner may borrow from the Partnership.

     19. Tax Elections, Etc.   All tax elections and determinations on behalf
of the Partnership will be made by majority vote of the Partners, and each Partner agrees that it shall not, in its own tax reporting and returns, take any position inconsistent with that determined upon by such majority vote.

     20. Tax Matters Partner. The "tax matters partner" of the Partnership, as required by the Internal Revenue Code, shall be designated as of the beginning of each year by majority vote of the Partners.

     21. Books; Reports. The Partnership shall maintain its books in accordance with the accrual method of accounting. Such books shall be maintained at the office of the Partnership in Chicago, Illinois under the direction of HAMI, the general partner of each of the Partners.

     HAMI will provide each Partner monthly account statements, quarterly unaudited financial statements and annual reports (containing information at least the equivalent of that required by the CFTC-mandated audited financial statements).

     22. Brokers; Bank Accounts, Etc.   All futures and futures option
transactions entered into by the Partnership shall be cleared through E.D. & F. Man and all forward trades executed for the Partnership shall be executed through E.D. & F. Man, as the sole counterparty to which the Partnership is financially liable.

     The Partners shall mutually be responsible for maintaining all books, records, bank accounts, etc., of the Partnership. The Partnership's accounts shall be maintained in the name of the Partnership.

     23. Accounting Principles; Accountants. The Partners, in forming the Partnership, intend that doing so shall have no effect on the investors in any of such Partners. To that end, the basic principle of the Partnership's accounting will be that each Partner, in participating in the Partnership, shall have the same economic result as such Partner would trading independently.

     The financial statements of the Partnership shall be audited each year by independent certified public accountants selected, as of the beginning of each fiscal year, by a majority vote of the Partners.

     HAMI, which is not and is ineligible to become a Partner, but which is party to this Agreement for the limited purposes set forth herein, hereby agrees that HAMI, as sole general partner of each of the Partners, shall instruct the independent public accountants of the Partners to perform a "surprise audit" of the Partnership (in the manner contemplated by Rule 206(4)-2(a)(5) of the Investment Advisers Act of 1940) at least twice during each fiscal year (including fiscal 1996, which is not a complete year). HAMI, itself, not any of the Partners, shall bear the costs of these surprise audits, the purpose of which shall be confirming compliance with the conditions set forth in the CFTC Exemptive Letter attached hereto as Exhibit A.

     24. Fiscal Year. The fiscal year of the Partnership shall be the calendar year.


                      GENERAL LIABILITY OF THE PARTNERS

     25. Liability of the Partners. Each Partner shall be severally liable to all third parties for all debts and obligations of the Partnership and shall, as among the Partners themselves, be obligated promptly to restore any deficit balance in such Partner's capital account.

     Partners which have withdrawn from the Partnership shall nevertheless remain liable both to third parties and to the Partnership, as provided above, in respect of liabilities arising due to events which occurred while they were Partners.


                               CONFIDENTIALITY

     26. Confidentiality. During the term of this Agreement, all information relating to the Partnership's activities shall constitute the proprietary assets of the Partnership. No Partner, while still a Partner, may use such information for its individual advantage.

     27. No Solicitation. Each of the Partners agrees that they will not solicit, for any purpose, any employees or associates of any other Partner during the term hereof.


                             REGULATORY MATTERS

     28. Compliance with Laws. Each Partner agrees to comply with all applicable laws and regulations to the extent that not doing so might have a material and adverse effect on the Partnership.

     29. Regulatory Status. It is the intention of the Partners that the Partnership be treated as a general partnership for all regulatory purposes. All Partners agree that, to that end, they will take such actions -- including voting to amend this Agreement -- and in such manner as they may be advised by independent legal counsel may be necessary or advisable to achieve such result.

     30. "Commodity Pool" Status. Each Partner, severally, shall be responsible for ensuring that the Partnership complies with such rules and regulations as the CFTC and the Securities and Exchange Commission (the "SEC") may determine from time to time should be applicable to the Partnership. The Partnership is formed and operated pursuant to exemptive relief obtained from the

Division of Trading and Markets of the CFTC, which relief has been explicitly been conditioned on the satisfaction of certain requirements, and each Partner shall severally be responsible for ensuring the ongoing satisfaction of such requirements.

     By becoming a member of the Partnership, each Partner agrees that it shall be individually responsible to the CFTC for the regulatory compliance of the Partnership, and that the CFTC may require such Partner to deal with the CFTC in respect of all matters relating to the Partnership without need of involving any other Partner.


                            TERM AND TERMINATION

     31. Term. This Agreement shall terminate: (i) December 31, 1996; (ii) in the event that HAMI is no longer registered as a "commodity pool operator" with the CFTC; (iii) if, as of the close of business on any trading day, the Partnership's cumulative returns (adjusted for additions and withdrawals) represent a loss of 50% or more from the date of the formation of the Partnership; (iv) in the event that any Partner is advised that there is a reasonable possibility of the SEC regarding the general partnership interests in the Partnership as constituting "securities" within the meaning of the Investment Company Act of 1940 or the Investment Advisers Act of 1940; (v) upon the admission of any entity not qualified to be a Partner pursuant to Section 4 hereof; or (vi) on March 4, 1997 if the CFTC exemptive relief granted to HAMI on a "pilot program" basis and which is necessary to permit the operation of the Partnership is not extended (or obviated) by such date.

     32. Termination. This Agreement may be terminated at any time by majority vote of the Partners.

     33. Accounting Upon Dissolution.   The Partners, acting together, shall
wind up the affairs of the Partnership upon dissolution in accordance with all applicable law.

     34. Effect of Bankruptcy or Dissolution. The bankruptcy or dissolution of a Partner shall constitute the withdrawal of such Partner from the Partnership, but shall not dissolve the Partnership.


                          PARTNERS' REPRESENTATIONS

     35. Representations and Warranties. Each of the Partners represents, warrants and agrees with each other Partner that:

     (i)  it is duly organized and validly existing;

     (ii) the execution, delivery and performance of this Agreement have been duly authorized, and this Agreement, when executed and delivered, will be valid and binding on it;

     (iii) the execution, delivery and performance of this Agreement do not contravene any provision of, or constitute a default under, any material agreement binding on it or any of its affiliates or any order of any court, commission or governmental agency to which it or any of its affiliates are subject; and

     (iv) it is operated by HAMI, a "commodity pool operator" duly registered with the CFTC in full compliance with all applicable rules and regulations of the CFTC.


                                MISCELLANEOUS

     36. HAMI Undertaking. HAMI is not, and is ineligible to become, a Partner. However, HAMI is party to this Agreement for the limited purposes set forth herein. One of such purposes is for HAMI hereby to agree unconditionally and without defense or set-off, to indemnify and hold harmless each Partner from any and all losses, expenses, costs, claims or liabilities incurred by such Partner (i) as a result of participating in the Advisor's futures and forward trading as a general partner of the Partnership as opposed to directly through an individual managed account, or (ii) as a result of the Partnership not being operated as set forth in the CFTC Exemptive Letter attached hereto as Exhibit A (whether due to HAMI's negligence or otherwise).

     37. Undertaking of E.D. & F. Man. E.D. & F. Man is not, and is ineligible to become, a Partner. However. E.D. & F. Man is party to this Agreement for the limited purposes set forth herein. In particular, E.D. & F. Man hereby agrees that in the event that there arises a deficit in the Partnership's trading accounts at E.D. & F. Man, E.D. & F. Man will collect such deficit pro rata from the Partners according to their respective participation in the Partnership, and that to the extent that such deficit is not satisfied by such pro rata collection, E.D. & F. Man shall collect the balance of such deficit from HAMI before attempting to collect any of such balance from any of the Partners.

     38. Securities Prohibited. In no event may the Partnership trade or invest in any securities, except to the extent of investing its funds in 91-day Treasury bills held to maturity or short-term foreign sovereign debt for use in margining foreign futures and forward trading.

     39. Notices. All notices required or permitted to be given to any Partner in connection with this Agreement shall be given in writing, shall be transmitted by personal delivery, by registered or certified mail, return receipt requested, postage prepaid, or by facsimile or other electronic means and shall be addressed as follows:

                            [PARTNER]
                            c/o Heinold Asset Management, Inc.,
                            General Partner
                            440 South LaSalle Street
                            20th Floor
                            Chicago, Illinois  60605
                            Attention:  Mr. Daniel E. Ragen

     40. Waivers and Amendments. This Agreement may be amended, superseded, canceled, terminated, renewed or extended, and the terms hereof may be waived, only by a written instrument signed by all Partners or, in the case of a waiver, by the Partner waiving compliance; provided that no amendment may be made hereto which is in any respect inconsistent with the applicable rules and regulations of the CFTC or the SEC.

     41. Binding Effect. This Agreement shall be binding upon and inure to the benefit of the Partners and their respective successors.

     42. No Assignment. None of the Partners may assign or transfer their interests herein.

     43. Survival. All obligations to settle accounts hereunder shall survive until such settlement is effected.

     44. Further Assurances. The Partners shall execute, deliver and acknowledge such documents and take such actions as may be reasonably required to consummate the transactions contemplated hereby.

     45. Headings. The headings in this Agreement are for reference only, and shall not affect the interpretation of this Agreement.

     46. Entire Agreement. This Agreement is the entire agreement among the parties hereto with respect to the subject matter hereof and supersedes any prior agreement of the parties with respect thereto.

     47. Counterparts. This Agreement may be executed by the Partners in separate counterparts, each of which when so executed and delivered shall be an original, but all such counterparts shall together constitute one and the same instrument. Each counterpart may consist of a number of copies hereof each signed by any one, but together signed by both, of the parties hereto.

     48. Governing Law and Forum.

     (a) This Agreement shall be governed by and construed in accordance with the laws of the State of Illinois.

     (b) Any legal action, suit or proceeding arising out of or relating to this Agreement or the transactions contemplated hereby shall be instituted in a federal court of the Northern District of Illinois and each party agrees not to assert, by way of motion, as a defense or otherwise, in any such action, suit or proceeding, any claim that it is not subject personally to the jurisdiction of such court, that the action, suit or proceeding is brought in an inconvenient forum, that the venue of the action, suit or proceeding is improper or that this Agreement or the subject matter hereof may not be enforced in or by such court. Each party further irrevocably submits to the jurisdiction of such court in any such action, suit or proceeding. Any and all service of process and any other notice in any such action, suit or proceeding shall be effective against any party if given personally or by registered or certified mail, return receipt requested, or by any other means of mail that requires a signed receipt, postage prepaid, mailed to such party as herein provided. Nothing herein contained shall be deemed to affect the right of any party to serve process in any manner permitted by law.

     (c) All agreements entered into by the Partnership, unless a majority of the Partners shall otherwise agree, shall include the preceding two paragraphs or other provisions to the same effect.

     IN WITNESS WHEREOF, this Agreement has been executed by the parties hereto as of the day and year first above written.


                          POOLS ON THE ATTACHED LIST, AS
                          AMENDED AND SUPPLEMENTED FROM
                          TIME TO TIME

                          By:  HEINOLD ASSET MANAGEMENT, INC.
                                  General Partner

                          By:
                                  Daniel E. Ragen
                                  President


                          HEINOLD ASSET MANAGEMENT, INC.,
                          not as a Partner, but for the limited
                          purposes set forth herein


                          By:

                          LIST OF PARTICIPATING POOLS




THE FUTURE FUND
THE FUTURE FUND II
THE FUTURES ADVANTAGE FUND
THE FUTURES DIMENSION FUND
THE HORIZON FUTURES FUND
THE HORIZON WORLD FUTURES FUND
THE JEFFERSON FUTURES FUND
LANDMARK FUND I, A LIMITED PARTNERSHIP
LANDMARK FUND II, A LIMITED PARTNERSHIP
NEW CENTURY CURRENCY & FINANCIAL FUND L.P.
PATRIOT FUTURES FUND I
PATRIOT FUTURES FUND II
RENAISSANCE FUTURES FUND
THE RESOURCE FUND
SYCAMORE FUTURES FUND

                              MANAGEMENT CONTRACT

     THIS MANAGEMENT CONTRACT ("Agreement"), is made and entered into effective as of April 1, 1996, by and between Heinold General Partnership Account I, an Illinois general partnership (the "Partnership"), and _____________________ (the "Trading Advisor").

                              W I T N E S S E T H:

     WHEREAS, the Partnership is one of a series of general partnerships (the "Account Partnerships") whose terms are identical other than in respect of their trading being managed by different "commodity trading advisors" ("CTAs"), and which have been formed in order to permit various commodity pools (the "General Partners"), of each of which Heinold Asset Management, Inc. ("HAMI") is the sole general partner, to commingle their assets for management by various different CTAs. Each Account Partnership is to be managed by a single CTA implementing a single trading program, and all General Partners capital accounts in the Partnership will trade on a fully-funded (actual committed funds) equally leveraged basis.

     WHEREAS, the objective of the Partnership is to seek capital appreciation by trading speculatively in futures contracts, commodities and commodity options and forward contracts, and any other items which are currently, or may later become, the subject of futures, forward or options trading, and other related investments (sometimes hereinafter referred to as "Contracts") on United States and non-United States exchanges and markets, under the direction of a single CTA, initially the Trading Advisor, implementing a single trading program; and

     WHEREAS, the Partnership and the Trading Advisor each desire the Trading Advisor to make all trading decisions for the Partnership pursuant to the Trading Advisor's ___________ trading program (the "Trading Approach") on the terms and conditions set forth in this Agreement.

     NOW, THEREFORE, in consideration of the mutual premises and agreements set forth herein, the parties hereto do agree as follows:

     1. Duties of the Trading Advisor.

     (a) The Partnership hereby appoints the Trading Advisor, and the Trading Advisor hereby accepts appointment, as the sole CTA of the Partnership utilizing the Trading Approach.

     (b) Upon the Trading Advisor's commencing trading operations for the Partnership and for the period and on the terms and conditions set forth in this Agreement, the Trading Advisor shall have sole authority and responsibility, as the Partnership's agent and attorney-in-fact, for trading the Partnership assets in Contracts and in accordance with the Trading Approach as described in the disclosure notice dated April 1996 relating to the appointment of the Trading Advisor as a commodity trading advisor of the Partnership (the "Disclosure Notice"), subject to the trading policies of the Partnership furnished to the Trading

Advisor in writing ("Trading Policies"). For purposes of this Agreement, the term "Contracts" shall not include securities and options thereon, which the Partnership is prohibited from trading.

     (c) The Trading Advisor agrees to describe to any General Partner, upon request, the Trading Advisor's practices with respect to the leverage used by the Trading Advisor in managing the Partnership's account relative to other accounts managed by the Trading Advisor using the Trading Approach so as to enable such General Partner to determine whether the "trading level" at which the Trading Advisor is currently managing the Partnership's account is the level currently designated by the General Partners.

     (d) The General Partners and the Partnership acknowledge receipt of the Trading Advisor's Disclosure Document dated ________________, 1996 (the "Disclosure Document"). The Trading Advisor shall promptly furnish the Partnership with a copy of each amended, supplemented or updated Disclosure Document of the Trading Advisor filed with the Commodity Futures Trading Commission (the "CFTC") and the National Futures Association ("NFA") upon acceptance thereof by the CFTC. Prior to the commencement of trading on behalf of the Partnership, the Partnership shall deliver to the Trading Advisor, and renew when necessary, a Commodity Trading Authorization, in the form attached hereto as Exhibit 1 and executed by each of the General Partners, appointing the Trading Advisor as the Partnership's agent and attorney-in-fact for such purpose. All trades for the account of the Partnership shall be made through such banks, brokers and dealers as the General Partners shall direct by unanimous consent, and the Trading Advisor shall have no authority or responsibility for selecting any such banks, brokers or dealers in connection with the execution of transactions for the Partnership or for the negotiation of commission rates charged therefor; provided, however, that the Partnership shall notify the Trading Advisor of any applicable changes in the commission rates charged by the Partnership's banks, brokers and dealers with respect to transactions entered into with respect to the Partnership.

     (e) In the event the Trading Advisor and its principals (as that term is defined in Regulation Section 4.10(e) promulgated by the CFTC under the Commodity Exchange Act, as amended (the "Act")), shareholders, partners, employees and affiliates or any person who controls the foregoing (collectively, "Principals and Affiliates"), wish to use trading programs, systems or strategies other than the Trading Approach in connection with its trading for the Partnership, it may not do so unless the Trading Advisor gives the Partnership 15 days' prior written notice of its intention to utilize such different trading programs, systems or strategies and the Partnership consents thereto, by unanimous consent of the General Partners in writing. Non-material changes in the Trading Approach may be instituted without prior written approval.

     (f) The Trading Advisor agrees to make all material disclosures to the Partnership regarding itself and its Principals and Affiliates, their trading performance and general trading methods, their accounts (but not the identities of customers) and otherwise as are required in the reasonable judgment of any General Partner or the Partnership to be made in any filings required by any governmental body or by any applicable law, regulation, rule or order. Nothing contained in this Agreement shall be construed or deemed to require the Trading Advisor to disclose the confidential or proprietary details of its trading strategies.

     (g) The General Partners shall have the right to make additions to, or withdrawals from, their capital accounts in the Partnership (including any "notional" funds comprising part of the Partnership Assets) at any time. Each General Partner shall, however, use its best efforts to make such additions or withdrawals at month-end. Each General Partner agrees that the Trading Advisor may refuse any additional allocation of funds for any reason. The Partnership, acting by direction of the unanimous instructions of the General Partners, in its sole discretion, may at any time remove some or all of its assets from the management of the Trading Advisor and may require the Trading Advisor to liquidate existing positions.

     (h) Upon receipt of instructions from the Partnership, the Trading Advisor shall immediately cease its trading activities with respect to the Partnership Assets, close out all existing positions in an orderly manner and not initiate any new positions unless otherwise instructed by the Partnership.

     (i) The Trading Advisor shall review on a daily basis the positions held by the Partnership Assets and shall immediately notify the Partnership of any errors committed by the Trading Advisor or of any trade not executed in accordance with the Trading Advisor's instructions.

      2. Other Accounts and Activities of the Trading Advisor.

     (a) The services provided by the Trading Advisor hereunder are not to be deemed exclusive. Subject to the terms of this Agreement, the Trading Advisor and its Principals and Affiliates shall be free to trade for their own accounts and to advise other persons and manage other accounts during the term of this Agreement and to use the same or different degrees of leverage, information, computer programs and trading strategies or formulas which they obtain, produce or utilize in the performance of services for the Partnership. However, the Trading Advisor represents, warrants and agrees that the rendering of such consulting, advisory and management services to others will not require any material change in the Trading Approach and will not materially adversely affect the capacity of the Trading Advisor to continue to render services to the Partnership of the quality and nature contemplated by this Agreement.

        (b) If, at any time during the term of this Agreement, the Trading Advisor is required to aggregate the Partnership's Contract positions with the positions of any other person or entity for purposes of applying CFTC- or exchange-imposed position limits, the Trading Advisor agrees that it will promptly notify the Partnership if the Partnership's positions are included in an aggregate amount which equals or exceeds ninety percent (90%) of the applicable limit. The Trading Advisor agrees that, if its trading recommendations are altered because of the application of any position limit, it will not modify the trading instructions with respect to the Partnership's account in such manner as to affect the Partnership substantially disproportionately as compared with the Trading Advisor's other accounts. The Trading Advisor presently believes and represents that existing speculative position limits will not materially adversely affect its ability to manage the Partnership's account given the potential size of the Partnership's account and the Trading Advisor's and its Principals' and Affiliates' current accounts and all proposed accounts for which they have contracted to act as trading advisor. The Trading Advisor further represents, warrants and agrees that under no circumstances will it knowingly or deliberately use trading strategies or systems for the Partnership that are inferior to trading strategies or systems employed for any other client or account and that it will not knowingly or deliberately favor any client or account managed by it over any other client or account, it being acknowledged, however, that different trading strategies, methods or degrees of leverage may be utilized for differing sizes of accounts, accounts with different trading policies, accounts experiencing differing inflows or outflows of equity, accounts which commence trading at different times, accounts which have different portfolios or different fiscal years and accounts with other differences, and that such differences may cause divergent trading results.

        (c) The Partnership and the General Partners each acknowledge and agree that the Trading Advisor and/or its Principals and Affiliates presently act and that they may continue to act as advisors for other accounts managed by them and may continue to receive compensation with respect to services for such accounts in amounts which may be more or less than the amounts received from the Partnership. The Trading Advisor agrees that in the management of such other accounts by it and its Principals and Affiliates, it will act in good faith to seek to achieve an equitable treatment of all accounts under management including the Partnership's account with respect to, among other things, priorities of order entry and position limits.

        (d) The Trading Advisor agrees that it shall make such information available to any General Partner concerning the performance of the Partnership as compared to the performance of all other accounts managed by the Trading Advisor and its Principals and Affiliates as shall be reasonably requested by such General Partner; provided that the Trading Advisor shall not be required to disclose the identity of its clients.

        3. Trading Assets. The Partnership's initial trading account shall be a total of approximately $_______ of which $______ shall be "committed" (not "notional") funding. Notional funding of the Partnership's account is prohibited.

        4. Fees. The Partnership will pay no fees to the Advisor; rather each General Partner shall pay such fees to the Advisor as have been negotiated between such General Partner and the Advisor.

        5. Trading Advisor Independent. The Trading Advisor shall for all purposes herein be deemed to be an independent contractor to the Partnership and the General Partners and shall, except as otherwise expressly provided herein, have no authority to act for or represent the Partnership or any General Partner in any way or otherwise be deemed a sponsor of the Partnership or an agent, joint venturer or partner of the Partnership, or any General Partner.

        6. Broker.

        (a) The Trading Advisor agrees to enter all Contract orders through E.D. & F. Man International Inc. ("Man"). The Partnership must consent in writing to the use of other floor brokers who will give up such trades to Man in accordance with exchange rules and the give-up procedures established by the Partnership from time to time. The Trading Advisor shall be responsible for any errors committed by any executing broker who gives-up to Man on behalf of the Partnership. In placing trades for the Partnership's account, the Trading Advisor agrees that it shall use its standard procedures for allocating orders among the Trading Advisor's various accounts and not knowingly favor any other such account over the Partnership's account.

        (b) All forward contract and other trades for the Partnership will be executed through the forward trading and other facilities of such affiliates of Man or other entities as the Partnership may designate from time to time.

        (c) The Partnership will pay no brokerage commissions or fees. All such charges will be paid by the respective General Partners pursuant to their individual negotiations with Man.

        7. Standard of Liability; Indemnifications.

        (a) Standard of Liability. Neither the Trading Advisor nor any of its Principals and Affiliates shall be liable to the Partnership, any General Partner or any of their respective successors or assigns under this Agreement except by reason of (i) acts or omissions to act which constitute bad faith, negligence or misconduct or (ii) a breach of any of the representations, warranties, covenants or agreements of the Trading Advisor set forth in this Agreement.

        (b) Indemnity. (i) The Partnership agrees to indemnify and hold harmless the Trading Advisor and each of its Principals and Affiliates from and against any and all losses, claims, damages, liabilities, costs and expenses (including, without limitation, attorneys' and accountants' fees and disbursements), judgments and amounts paid in settlement (collectively, "Losses") to which an indemnified person may become subject arising out of this Agreement, the transactions contemplated hereby or the fact that the Trading Advisor is or was a trading advisor to the Partnership, unless any such Losses arise out of, relate to, or are based upon the Trading Advisor's failure to meet the standard of liability applicable to it under Section 7(a). The Partnership, the General Partner and the Trading Advisor agree that any indemnity payments due hereunder shall be deducted pro rata from the capital account of the respective General Partners in proportion to the balance in each such capital account.

        (ii) The Trading Advisor agrees to indemnify and hold harmless the Partnership, each General Partner and each of such General Partner's Principals and Affiliates from and against any and all Losses to which they may become subject, if any such Losses arise out of, relate to, or are based upon the Trading Advisor's failure to meet the standard of liability applicable to it under Section 7(a).

        (c) Promptly after receipt by a party to be indemnified under Section 7(b), above, of any notice of the commencement of any action or proceeding, such indemnified party shall, if a claim in respect thereof is to be made against the indemnified party under such subsection, notify the indemnifying party in writing of the commencement thereof, but the omission so to notify the indemnifying party shall not relieve it from any liability which it may have to any indemnified party otherwise than under such subsection. The requirement that an indemnifying party be given written notice of the commencement of any action shall be deemed to be satisfied if such indemnifying party shall have actual knowledge thereof or shall have been given written notice of the commencement of any action or proceeding within a reasonable time after the commencement thereof. If any such action shall be brought against any indemnified party and the indemnified party notifies the indemnifying party of the commencement thereof, the indemnifying party shall be entitled to participate therein and, to the extent that it wishes, to assume the defense thereof with counsel satisfactory to such indemnified party, and shall have the right to negotiate and consent to a settlement thereof, provided that the indemnified party shall have consented to the settlement. After notice from the indemnifying party to such indemnified party of its election so to assume the defense thereof, the indemnifying party shall not be liable to such indemnified party under such subsection for any legal or other expenses subsequently incurred by such indemnified party in connection with the defense thereof other than reasonable costs of investigation; provided, however, that the indemnified party shall have the right to employ counsel to represent it, if, in the indemnified party's reasonable judgment, it is advisable for such party to be represented by separate counsel, in which event the fees and expenses of such separate counsel shall be borne by the indemnified party. No indemnifying party shall be liable for any settlement of any such action effected without its consent, but if any such action or proceeding is settled with the consent of any indemnifying party or if there be a final judgment for the plaintiff in any such action or proceeding (of which an indemnifying party shall have been notified), such indemnifying party shall indemnify and hold harmless each
indemnified party from and against any Losses incurred or       suffered by
reason of such settlement or judgment.

        (d) Any indemnification required by this Section 7, unless ordered or expressly permitted by a court, shall be made by the indemnifying party only upon a determination by independent legal counsel in a written opinion that the conduct which is the subject of the claim, demand, lawsuit, action or proceeding with respect to which indemnification is sought meets the applicable standard set forth in this Section 7.

        (e) The provisions of this Section 7 shall survive the termination or other expiration of this Agreement.

        8. The Trading Advisor's Representations and Warranties. The Trading Advisor represents and warrants to the Partnership and each General Partner as follows:

        (a) The Trading Advisor is duly organized, validly existing and in good standing under the laws of the jurisdiction of its organization and has full power and authority to enter into and perform its obligations under this Agreement and to conduct its business as described in this Agreement and the Disclosure Notice, and the Trading Advisor is qualified to conduct its business and is in good standing in every jurisdiction in which the nature or conduct of its business requires such qualification and failure to so qualify would have a materially adverse effect on its ability to comply with, or perform its obligations under, this Agreement, it being understood that any decision as to the jurisdiction or jurisdictions in which the Trading Advisor shall conduct its business is within the sole discretion of the Trading Advisor.

        (b) This Agreement has been duly and validly authorized, executed and delivered by the Trading Advisor and is a valid and binding agreement of the Trading Advisor enforceable in accordance with its terms.

        (c) The execution and delivery of this Agreement and the performance of the obligations and the consummation of the transactions contemplated in this Agreement and in the Disclosure Notice will not conflict with, violate, breach or constitute a default under, any term or provision of the Trading Advisor's certificate of incorporation, by-laws, or other charter documents, or any indenture, mortgage, deed of trust, loan agreement, or other agreement or instrument to which the Trading Advisor or any of its Principals and Affiliates is a party or by which any of them are bound, or to which any of the property (including, but not limited to, its Trading Approach) or assets of the Trading Advisor or its Principals and Affiliates are subject, or any order, rule, law, statute, regulation, or other legal requirement applicable to the Trading Advisor or any of its Principals or to the property or assets of the Trading Advisor or its Principals and Affiliates of any court or any governmental or administrative body or agency or panel or any regulatory or self-regulatory organization or exchange having jurisdiction over the Trading Advisor or any of its Principals and Affiliates.

        (d) The Trading Advisor is registered as a commodity trading advisor under the Act, its Principals are identified on the Trading Advisor's most recent CFTC Form 7-R filed with the NFA pursuant to the Act, and it is a member of the NFA in such capacity and such registration and membership has not expired or been revoked, lapsed, suspended, terminated, or not renewed or limited or qualified in any respect.

        (e) The Trading Advisor is not bankrupt or insolvent.

        (f) The Disclosure Document is complete and accurate in all material respects, does not contain any misstatement of any material fact, does not omit to state any material fact necessary to be stated therein in order to make the statements made therein, in light of the circumstances under which they are made, not misleading, and complies in all material respects with the applicable requirements of the Act and the rules promulgated thereunder and may be relied upon by the Partnership and the General Partner in preparing the Disclosure Notice and allocating assets of the Partnership to the Trading Advisor and there has not been, since the date of the Disclosure Document's issuance, any material adverse change in the condition, financial or otherwise, business or prospects of the Trading Advisor or any of its Principals and Affiliates, whether or not arising in the ordinary course of business, or relating to the historical performance and operations of the Trading Advisor.

        (g) The Trading Advisor and each Principal has complied and will continue to comply with all orders, rules, laws, statutes, regulations or other legal requirements applicable to the Trading Advisor or any of its Principals and Affiliates or to their respective businesses, properties, or assets, including the Act and the rules promulgated by the CFTC and the NFA, the violation of which would materially and adversely affect its or their ability to comply with, and perform its or their obligations under this Agreement, and there are no actions, suits, proceedings, or notices of investigations or investigations pending or threatened against the Trading Advisor, or any of its Principals or Affiliates, by the NFA, the CFTC or any governmental, regulatory or self-regulatory agency regarding noncompliance by the Trading Advisor or any of its Principals or Affiliates with any law, statute, rule or regulation, or at law or in equity or before or by any court, any federal, state, municipal or other governmental department commission, board, bureau, agency, or instrumentality, or by any regulatory or self-regulatory organization, or exchange, in which an adverse decision would materially and adversely affect its or their ability to comply with or to perform its or their obligations under this Agreement or that would be required to be disclosed in the Disclosure Notice, which is not so disclosed, would result in a material adverse change in the condition, financial or otherwise, business or prospects of the Trading Advisor.

        (h) The Trading Advisor and each Principal has all governmental, regulatory, self-regulatory and exchange licenses and approvals and has effected all filings and registrations with all governmental, regulatory and self-regulatory agencies required to conduct their respective businesses and to act as described in the Disclosure Notice and to perform its or their respective obligations under this Agreement.

        (i) With respect to information contained in the Disclosure Notice relating to the Trading Advisor, including, without limitation, the tables and notes thereto, the Disclosure Notice does not contain any untrue statement of material fact or omit to state therein a material fact required to be stated therein or necessary to be stated therein in order to prevent the statements made therein, in light of the circumstances under which they are made, from being misleading.

        (j) In the placement of orders and the allocation of executed trades for the Partnership and for the accounts of any other client, the Trading Advisor shall utilize a fair and reasonable order entry system and trade allocation system, which shall be no less favorable to the Partnership than to any other account managed by the Trading Advisor.

        (k) The Trading Advisor shall promptly notify the other parties hereto of the commencement of any suit, action or proceeding involving it or its Principals and Affiliates, whether or not any such suit, action or proceeding also involves any of the other parties hereto.

        The foregoing representations and warranties shall be continuing during the term of this Agreement and any renewal hereof and if at any time any event shall occur which would make or tend to make any of the foregoing not true or incomplete, the Trading Advisor shall promptly notify the Partnership and the General Partner of the occurrence of such event.

        9. The Partnership's Representations and Warranties. The Partnership represents and warrants to the Trading Advisor as follows:

        (a) The Partnership is a general partnership organized under the laws of Illinois. The Partnership has full Partnership power and authority to perform its obligations under this Agreement and to conduct its business and to act as described in the Disclosure Notice.

        (b) This Agreement has been duly and validly authorized, executed and delivered on behalf of the Partnership and is a valid and binding agreement of it enforceable in accordance with its terms.

        (c) The Partnership has complied and will continue to comply with all orders, rules, laws, statutes, regulations or other legal requirements applicable to it, to its business, properties, and assets, including the Act and the rules promulgated by the CFTC and the NFA, the violation of which would materially and adversely affect its ability to comply with, and perform its obligations under this Agreement, and there are no actions, suits, proceedings, or notices of investigations or investigations pending or threatened against it, by the NFA, the CFTC or any governmental, regulatory or self-regulatory agency regarding noncompliance by it with any law, statute, rule or regulation, or at law or in equity or before or by any court, any federal, state, municipal or other governmental department, commission, board, bureau, agency, or instrumentality, or by any regulatory or self-regulatory organization, or exchange, in which an adverse decision would materially and adversely affect its ability to comply with or to perform its obligations under this Agreement or would result in a material adverse change in the condition, financial or otherwise, business or prospects of the Partnership.

        (d) The Partnership has all federal and state governmental, regulatory, self-regulatory and exchange licenses and approvals and has effected all filings and registrations with all federal and state governmental and regulatory and self-regulatory agencies required to conduct its business and to perform its obligations under this Agreement. The Partnership is compliance with the CFTC Letter attached hereto as Exhibit 2.

        (e) HAMI is registered as a commodity pool operator under the Act and is a member of the NFA in such capacity and such registration and membership has not expired or been revoked, lapsed, suspended, terminated, or not renewed or limited or qualified in any respect.

        (g) HAMI has all federal and state governmental, regulatory, self-regulatory and exchange licenses and approvals and has effected all filings and registrations with all federal and state governmental and regulatory and self-regulatory agencies required to conduct its business and to perform its obligations under this Agreement.

        The foregoing representations and warranties shall be continuing during the term of this Agreement and any renewal hereof and if at any time any event shall occur which would make or tend to make any of the foregoing not true or incomplete, the Partnership will promptly notify the Trading Advisor thereof.

        10. Term and Termination; Withdrawal.

        (a) This Agreement is terminable at will by either the Partnership or the Trading Advisor upon five (5) days' notice; provided that each agrees that it will use best efforts to terminate this Agreement only as of the end of a calendar month.

        (b) Any General Partner may withdraw capital from the Partnership at any time. The Partnership may withdraw capital at any time. Upon any such withdrawal, the Partnership shall inform the Trading Advisor as to which General Partner's capital account in the Partnership such withdrawal is attributable.

        11. Notices. Except as otherwise provided herein, all notices, demands or requests required to be made or delivered under this Agreement shall be effective only if in writing and delivered personally or by facsimile or mail, postage prepaid (airmail if the addressee is in another country), to the respective addresses below or to such other addresses as may be designated by the party entitled to receive the same by notice similarly given and shall be deemed given by the party required to provide notice when received by the party to whom notice is required to be given.


         If to the Partnership or the General Partner to:

             Heinold Asset Management,  Inc.
             One Financial Place
             440 South LaSalle Street, 20th Floor
             Chicago, Illinois 60605
             Attn:   Daniel E. Ragen, President
             Fax No.:   312-902-6697


     If to the Trading Advisor to:

             ________________________
             ________________________
             ________________________
             ________________________

        12. Assignment. No party hereto may transfer, sell, encumber, appoint agents or assign any of its rights or obligations hereunder in whole or in part without the express written consent of each of the other parties hereto.

        13. Amendment; Modification. This Agreement may not be amended or modified, nor any of the provisions hereof waived, except by the written consent of all of the parties hereto.

        14. Complete Agreement. This Agreement constitutes the entire agreement among the parties hereto with respect to the subject hereof and supersedes all prior agreements written or oral, and no other agreement, verbal or otherwise, shall be binding as between the parties hereto unless in writing and signed by the party against whom enforcement is sought.

        15. Successors. This Agreement shall be binding upon and inure to the benefit of the parties hereto, their successors and permitted assigns. No other person other than the persons indemnified under Section 7 hereof for matters relating to that Section shall have any right or obligation under this Agreement.

        16. Headings. Headings to sections herein are for the convenience of the parties only, and are not intended to be a part of or to affect the meanings or interpretation of this Agreement.

        17. Governing Law: Consent to Jurisdiction. This Agreement shall be governed by, and construed in accordance with, the laws of the State of Illinois without giving effect to principles of conflicts of laws.

        18. Arbitration. The parties agree that all controversies which may arise in connection with any transaction contemplated by this Agreement or the construction, performance or breach of this Agreement shall be determined by arbitration, to be held in the City of Chicago, State of Illinois unless otherwise agreed to by the parties hereto, and in accordance with the rules then obtaining of the NFA, or if no such rules are then in effect or if jurisdiction is declined, then the rules then obtaining of the American Arbitration Association; provided, however, that (a) the arbitrator(s) shall be knowledgeable in industry standards and practices and the matters giving rise to the dispute, (b) the arbitrator(s) shall not have the power and authority to award punitive damages, (c) the authority of the arbitrator(s) shall be limited to construing and enforcing the terms and conditions of this Agreement as expressly set forth herein, and (d) the arbitrator(s) shall state the reasons for their award and their legal and factual conclusions underlying the award in a written opinion. The award of the arbitrator(s), or a majority of them, shall be final, and judgment upon the award may be confirmed and entered in any court, state or federal, having jurisdiction.

        19. Consent to Jurisdiction. Each party hereto expressly and irrevocably agrees (a) that it waives any objection, and specifically consents, to venue in the United States federal or state courts located in the City of Chicago, State of Illinois, United States of America, so that any action at law or in equity may be brought and maintained in any such court, and (b) that service of process in any such action may be effected against such party by certified or registered mail or in any other manner permitted by applicable United States Federal Rules of
                                    -10-

Civil Procedure or Rules of the Courts of the State of Illinois. In addition, each party hereto expressly and irrevocably waives, in respect of any action brought in any United States federal or state court located in the City of Chicago, State of Illinois or any resulting judgment, any objection, and hereby specifically consents, to the jurisdiction of any such court, and agrees not to seek to change the situs of such action or to assert that any other court in any other jurisdiction is a more suitable forum for the hearing and adjudication of any claim or dispute raised in such action.

        20. Survival. The indemnity provisions of this Agreement shall survive the termination or expiration of this Agreement with respect to any matter existing prior to such termination; the payment obligations under this Agreement shall continue until satisfied; and the other provisions of the Agreement shall survive the termination of this Agreement with respect to any matter arising while this Agreement was in effect.

        21. Waiver of Breach. The waiver by a party of a breach of any provisions of this Agreement shall not operate or be construed as a waiver of any subsequent breach by a party. The failure of a party to insist upon strict adherence to any provision of this Agreement shall not constitute a waiver or thereafter deprive such party of the right to insist upon a strict adherence.

        22. Counterparts. This Agreement may be executed in one or more counterparts, each of which shall be deemed to be an original, but all of which together shall constitute one and the same instrument.

     IN WITNESS WHEREOF, this Agreement has been executed as of the day and year first above written.


Heinold General Partnership Account I

By:  The General Partners named on
     the attached Schedule


By: Heinold Asset Management, Inc.,
     General Partner

By:  ___________________________
     Daniel E. Ragen
     President


Trading Advisor


By: ____________________________
     Name:
     Title:

                                    Schedule
                                       of
                                General Partners


The Future Fund
The Future Fund II
The Futures Advantage Fund
The Futures Dimension Fund
The Horizon Futures Fund
The Horizon World Futures Fund
The Jefferson Futures Fund
Landmark Fund I, A Limited Partnership
Landmark Fund II, A Limited Partnership
New Century Currency & Financial Fund L.P.
Patriot Futures Fund I
Patriot Futures Fund II
Renaissance Futures Fund
The Resource Fund
Sycamore Futures Fund

                                   EXHIBIT 1





                              ______________, 1996

____________________
____________________
____________________
____________________



     Re:  Commodity Trading Authorization

Gentlemen:

     Heinold General Partnership Account I, an Illinois general partnership (the "Partnership"), does hereby make, constitute, and appoint you as its Attorney-in-Fact to purchase and sell futures contracts, commodities and commodity options and forward contracts, and any other items which are currently, or may later become, the subject of futures, forward or options trading, and other related investments on domestic and international exchanges, through E.D. & F. Man International Inc., or such other brokers and forward contract dealers as may be designated, from time to time, in writing by the Partnership, as brokers, in accordance with the Management Contract between us dated ________, 1996.


                                        Very truly yours,

                                        Heinold General Partnership Account I


                                        By: The General Partners named on the
                                            the attached Schedule


                                        By: Heinold Asset Management, Inc.,
                                            General Partner

                                        By:  ______________________________
                                             Daniel E. Ragen
                                             President

                                    Schedule
                                       of
                                General Partners



The Future Fund
The Future Fund II
The Futures Advantage Fund
The Futures Dimension Fund
The Horizon Futures Fund
The Horizon World Futures Fund
The Jefferson Futures Fund
Landmark Fund I, A Limited Partnership
Landmark Fund II, A Limited Partnership
New Century Currency & Financial Fund L.P.
Patriot Futures Fund I
Patriot Futures Fund II
Renaissance Futures Fund
The Resource Fund
Sycamore Futures Fund

                           ACKNOWLEDGMENT OF RECEIPT
                             OF DISCLOSURE DOCUMENT




     The undersigned hereby acknowledges receipt of [Advisor]'s Disclosure Document dated ____________, 1996.



                                          Heinold General Partnership Account I



                                          By:  The General Partners named
                                               on the attached Schedule


                                          By:  Heinold Asset Management, Inc.
                                               General Partner



                                          By:  _____________________________
                                               Daniel E. Ragen
                                               President